Form 10-Q
period 1995-03-31
AMERICAN MEDICAL ELECTRONICS INC
filed 1995-05-15
CIK 715247

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.
                                      or
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


Commission file number:  0-11758


                      American Medical Electronics, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                          41-1428758
- -------------------------------                          -----------------------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
 incorporation or organization)


 250 E. Arapaho Road, Richardson, TX                               75081
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:   (214) 918-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at May 12, 1995
               -----                        ----------------------------
Common Stock - no par value                           7,696,676

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                            March 31,                   December 31,
                                                                              1995                         1994
                                                                           ----------                  -------------
                                                                                     (In thousands)
                                                                           (unaudited)              (derived from audited
                                                                                                    financial statements)
ASSETS
Current Assets
 Cash and cash equivalents                                                 $    2,073                  $    2,130
 Marketable securities                                                         14,151                      13,758
 Accounts receivable (net of allowance for doubtful
   accounts of $2,312 and $2,434 in 1995
   and 1994, respectively)                                                      8,306                       9,442
 Deferred taxes                                                                 3,883                       4,020
 Inventory                                                                      4,361                       4,608
 Prepaid expenses and other assets                                              1,574                       1,464
                                                                           ----------                  ----------

   Total Current Assets                                                        34,348                      35,422

Furniture and Equipment                                                         8,754                       8,060
 Less allowance for depreciation and amortization                              (3,440)                     (3,170)
                                                                           ----------                  ----------
                                                                                5,314                       4,890
Intangibles and other noncurrent assets
 (net of amortization of $1,019 and
 $959 in 1995 and 1994, respectively)                                           1,642                       1,669
                                                                           ----------                  ----------
                                                                           $   41,304                  $   41,981
                                                                           ==========                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term debt                        $      550                  $      550
 Accounts payable                                                                 647                       1,154
 Accrued expenses                                                               3,545                       3,513
                                                                           ----------                  ----------

   Total Current Liabilities                                                    4,742                       5,217

Long-Term Debt                                                                    883                       1,405

Deferred Taxes                                                                    428                         487

Shareholders' Equity
 Preferred stock, no par value, none issued                                        --                          --
 Common stock, 7,697 and 7,533 shares issued
   and outstanding in 1995 and 1994, respectively                              33,928                      33,849

 Unrealized losses on marketable securities
   (net of taxes)                                                                (400)                       (666)

 Retained earnings                                                              1,723                       1,689
                                                                           ----------                  ----------

   Total Shareholders' Equity                                                  35,251                      34,872
                                                                           ----------                  ----------

                                                                           $   41,304                  $   41,981
                                                                           ==========                  ==========


See Notes to Consolidated Financial Statements

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)


                                                                          Three Months Ended March 31
                                                                             1995                1994
                                                                             ----                ----
                                                                     (In thousands, except per share amounts)
REVENUES                                                                   $  8,123            $  10,097
Cost of Revenue                                                               2,337                2,353
                                                                           --------            ---------

 Gross Profit                                                                 5,786                7,744

Expenses:
 Selling, general and administrative                                          5,082                5,590
 Research and development                                                       815                  809
 Non-recurring charge                                                            --                  991
                                                                           --------            ---------

Income (Loss) From Operations                                                  (111)                 354

Other Income (Expenses):
 Interest income                                                                194                  171
 Interest expense                                                               (29)                  (3)
                                                                           --------            ---------

Income Before Income Taxes                                                       54                  522

 Provision for income taxes                                                      20                  177
                                                                           --------            ---------

NET INCOME                                                                 $     34            $     345
                                                                           ========            =========

NET INCOME PER SHARE                                                       $     --            $     .05
                                                                           ========            =========
Weighted Average Shares Outstanding
 for the Period                                                               7,743                7,298




See Notes to Consolidated Financial Statements

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)


                                                                           Three Months Ended March 31
                                                                          1995                    1994
                                                                      -----------              ----------
                                                                               (In thousands)
OPERATING ACTIVITIES                                                   $        34            $       345
 Net income
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation and amortization                                             329                    304
     Provision for losses on accounts receivable                               418                    789
     Tax benefit from stock option exercises                                     7                     --
     Deferred income taxes                                                     (49)                  (268)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                              718                 (2,526)
       (Increase) decrease in inventory                                        247                    (12)
       (Increase) in prepaid expenses                                         (110)                  (456)
       Decrease in other assets                                                 --                     60
       (Decrease) in accounts payable                                         (507)                   (68)
       Increase in accrued expenses                                             34                    935
                                                                       -----------            -----------

 Net Cash Provided (Used) By Operating Activities                            1,121                   (897)

INVESTING ACTIVITIES
 Proceeds from sale of marketable securities                                    --                  1,027
 Purchase of furniture and equipment                                          (694)                  (162)
 Purchase of intangibles                                                       (33)                  (138)
                                                                       -----------            -----------

 Net Cash Provided (Used) By Investing Activities                             (728)                   727

FINANCING ACTIVITIES
 Principal payments on bank notes and notes payable                           (522)                  (131)
 Proceeds from sale on common stock                                             72                     --
                                                                       -----------            -----------

 Net Cash Used By Financing Activities                                        (450)                  (131)
                                                                       -----------            -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (57)                  (301)

Cash and cash equivalents at beginning of period                             2,130                  1,037
                                                                       -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     2,073            $       736
                                                                       ===========            ===========





See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 1995

1.       BASIS OF PRESENTATION

         The consolidated financial statements consist of the accounts of American Medical Electronics, Inc. and its wholly-owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.       EARNINGS PER SHARE

         Earnings per share are computed by dividing the net income for the period by the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the period.

3.       MARKETABLE SECURITIES

         The Company classifies its marketable securities as available-for-sale and has approximately $8.8 million, $1.0 million, and $4.4 million invested in U.S. treasury notes, debt securities of U.S. corporations and obligations of U.S. government agencies, respectively. Unrealized losses on marketable securities, net of taxes, were approximately $400,000 and $666,000 in 1995 and 1994, respectively.

4.       INVENTORY

         Inventory consisted of the following (in thousands):

                                                                       March 31,                   December 31,
                                                                         1995                          1994
                                                                       ---------                   ------------
         Raw materials                                                 $   1,318                      $  1,163
         Work-in-process                                                   1,009                           988
         Finished goods                                                      385                           748
         Field inventory                                                   3,977                         3,644
                                                                       ---------                      --------
                                                                           6,689                         6,543
              Less reserve for refurbishment,
               obsolescence and lost field units                          (2,328)                       (1,935)
                                                                       ---------                      --------
                                                                       $   4,361                      $  4,608
                                                                       =========                      ========

5.       NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consisted of the following:

                                                                        March 31,                December 31,
                                                                          1995                       1994
                                                                        ---------                -----------
         Long-term obligations, net of unamortized
          discount of $517 and $595 in 1995 and
          1994, respectively                                             $  1,433                   $ 1,955

         Less current maturities                                             (550)                     (550)
                                                                         --------                   -------
                                                                         $    883                   $ 1,405
                                                                         ========                   =======



         No interest was paid in the three months ended March 31, 1995. Interest paid in the three months ended March 31, 1994 was approximately $3,000.


6.        NON-RECURRING CHARGE

          In the first quarter of 1994, the Company recorded a pretax charge of $991,000 related to an employment contract dispute with its former president and chief executive officer.

7.        ACQUISITIONS

          In December 1994, the Company acquired all of the outstanding common stock of Osteogenics, Inc., a development stage company that holds an exclusive license from the American Dental Association Health Foundation for technology to develop patented calcium phosphate formulations. The Company is currently seeking FDA clearance to use the formulations for bone substitute applications.

          The principal terms of the acquisition included a cash payment of $1 million at closing, the issuance of 405,000 shares of the Company's common stock, 255,000 at closing and 150,000 shares in January 1995, the issuance of a warrant to purchase up to 40,000 additional common shares at an exercise price of $10.50 per share and a $3.8 million note, $2.8 million of which is contingent upon the attainment of the milestones discussed below. In addition, the Company has entered into consulting and non-compete agreements with the principal shareholders of Osteogenics, Inc. with an aggregate value of approximately $1.2 million. Upon attainment of certain milestones related to the calcium phosphate formulations and the price of the Company's common stock, future consideration may be payable as follows: 110,000 shares of the Company's common stock plus additional common shares valued at $3.0 million on the date of issuance; and a warrant to purchase up to 160,000 common shares at exercise prices between $12.75 and $17.75 per share.

          The acquisition was accounted for using the purchase accounting method and generated a one-time charge to earnings for the purchased research and development of approximately $6.4 million in the fourth quarter of 1994. Payment of the future consideration that is contingent on the attainment of the milestones would result in the Company recording goodwill.

8.        SUBSEQUENT EVENT

          On May 8, 1995 the Company announced it had signed a definitive agreement whereby Orthofix International N.V. (Orthofix) would acquire the Company for $10 per share, to be paid in a combination of cash and Orthofix stock. In addition, the Company's shareholders will receive the right to a pro-rata portion of contingent payments of up to $18 million, if certain revenues or earnings targets are met prior to December 31, 1997. This acquisition is subject to approval by the shareholders of both companies and other customary closing conditions. The boards of directors of both companies have approved the definitive agreement. Under the terms of the agreement, approximately 43% of the total consideration will be paid in Orthofix shares and the remainder will be paid in cash. The Company's shareholders will be able to choose to receive either cash or stock, subject to pro-ration in certain circumstances. The Company also signed a one-year distribution agreement with Orthofix to distribute Orthofix products in the United States and Canada beginning June 1, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Results of Operations

REVENUES: Revenues for the three-months ended March 31, 1995 decreased 19% compared to the same period in 1994 due primarily to a decrease of 24% in unit rentals of the Company's pulsed electromagnetic field (PEMF) stimulation devices that was partially offset by an increase of 5% in average realized prices due to increased rentals of higher price Physio-Stim(R) bone growth stimulator systems. The Company believes revenues from rental of its PEMF devices were, and continue to be, impacted by more rigorous cost containment efforts by third-party payors, a decline in the growth rate of spine fusion procedures due to those efforts, caution related to the regulatory and legal environment surrounding certain aspects of spinal surgery and turnover in the Company's direct sales force during the fourth quarter of 1994.

Revenues from the Company's discontinued fixation product line were approximately $370,000 and $540,000 for the three-month periods ended March 31, 1995 and 1994, respectively. The Company expects revenues from this product line to continue to decrease as it pursues its sale.

Revenues from the sale of Ogden(TM) Anchor soft tissue reattachment devices increased to approximately $220,000 in the first quarter of 1995 compared to approximately $87,000 for the first quarter of 1994. During the quarter the Company received Food and Drug Administration marketing clearances that added a second size anchor to the product line and expanded the indications for use to include additional applications in the shoulder, elbow, wrist, knee, ankle and foot. The Company expects an increasing trend in revenues from sales of its Ogden Anchor systems as a result of these clearances and future clearances for additional anchor sizes.

COST OF REVENUES: Cost of revenues, as a percentage of revenues, increased to 29% for the three-month period ended March 31, 1995 compared to 23% for the same period in 1994 principally due to higher per unit refurbishment costs, lower production volumes, increased technological obsolescence expense and increased royalty expense related to sales of Ogden Anchor systems.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased 9% for the three-month period ended March 31, 1995 compared to the same period in 1994 due primarily to a reduction in costs directly related to revenues such as allowance for doubtful accounts, commissions and promotional expenses.

RESEARCH AND DEVELOPMENT: Research and development expenses, as a percent of revenue increased to 10% for the three-month period ended March 31, 1995 compared to 8% for the same period in 1994 due primarily to expenditures related to development of Osteogenics, Inc.'s technology acquired in December 1994. The Company expects to continue research and development at a level that will require expenditures of approximately 10% to 12% of revenues for the balance of 1995.

INCOME TAXES: The provision for income taxes, as a percentage of income before income taxes increased to approximately 37% from 34% for the three-months ended March 31, 1995 compared to the same period in 1994 primarily due to items which are not deductible for federal income tax purposes.


Liquidity and Capital Resources

The Company's cash and marketable securities position at March 31, 1995, was approximately $16.2 million.

For the remainder of 1995, the Company's primary source of funds is expected to be cash from operations. Cash from operations and the Company's cash and marketable securities are expected to meet anticipated cash needs for the Company's existing operations, including further research and development with respect to Osteogenics, Inc.'s technology and commitments related to its acquisition by Orthofix, including the commencement of distribution of external fixation products of Orthofix and the addition of direct sales representatives for that purpose. See Note 7 of Notes to Consolidated Financial Statements.

As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company has signed a definitive agreement to be acquired by Orthofix International N.V. subject to approval by the shareholders of both companies and other customary closing conditions.


PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K

         During the quarter for which this report is filed, the Company filed an amendment dated January 27, 1995 to its Current Report on Form 8-K dated December 29, 1994 to file audited financial statements of Osteogenics, Inc. as of and for the year ended December 31, 1993 and for the period from September 16, 1988 (date of inception) to December 31, 1993, a pro forma combined condensed balance sheet as of September 30, 1994 and pro forma combined condensed income statements as of December 31, 1993 and September 30, 1994, all pursuant to Item 7 of Form 8-K as a result of the acquisition of Osteogenics, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE   May 12, 1995                                         American Medical Electronics, Inc.
    -------------------------                               ----------------------------------
                                                            (Registrant)




                                                            /s/ John F. Clifford
                                                            ----------------------------------
                                                            John F. Clifford
                                                            President and Chief
                                                               Executive Officer
                                                            (Duly Authorized Officer)




                                                            /s/ Wesley E. Johnson, Jr.
                                                            ----------------------------------
                                                            Wesley E. Johnson, Jr.
                                                            Vice President/Finance and Chief
                                                               Financial Officer
                                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
   27          -- Financial Data Schedule