Form 10-Q
period 1995-06-30
AMERICAN MEDICAL ELECTRONICS INC
filed 1995-08-15
CIK 715247

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

 /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1995.

                                       or

 / /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to ________.


Commission file number:  0-11758


                      American Medical Electronics, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                           41-1428758
----------------------------------                       -----------------------
 (State or other jurisdiction of                         (IRS Employer I.D. No.)
 incorporation or organization)


 250 E. Arapaho Road, Richardson, TX                               75081
-------------------------------------                     ----------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (214) 918-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No
                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 11, 1995
     ---------------------------                 ------------------------------
     Common Stock - no par value                                7,738,296

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                            June 30,                   December 31,
                                                                             1995                         1994
                                                                          ----------                  -------------
                                                                                     (In thousands)
                                                                         (unaudited)               (derived from audited
                                                                                                    financial statements)
ASSETS
Current Assets
 Cash and cash equivalents                                                $     2,365                  $    2,130
 Marketable securities                                                         14,617                      13,758
 Accounts receivable (net of allowance for doubtful
   accounts of $1,996 and $2,434 in 1995
   and 1994, respectively)                                                      7,647                       9,442
 Deferred taxes                                                                 3,271                       4,020
 Inventory                                                                      6,266                       4,608
 Prepaid expenses and other assets                                              1,501                       1,464
                                                                          -----------                  ----------

   Total Current Assets                                                        35,667                      35,422

Furniture and Equipment                                                         9,558                       8,060
 Less allowance for depreciation and amortization                              (3,709)                     (3,170)
                                                                          -----------                  ----------
                                                                                5,849                       4,890

Intangibles and other noncurrent assets
 (net of amortization of $1,079 and
 $959 in 1995 and 1994, respectively)                                           1,591                       1,669
                                                                          -----------                  ----------
                                                                          $    43,107                  $   41,981
                                                                          ===========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Note payable and current portion of long-term debt                       $       550                  $      550
 Accounts payable                                                                 465                       1,154
 Accrued expenses                                                               5,015                       3,513
                                                                          -----------                  ----------

   Total Current Liabilities                                                    6,030                       5,217

Long-Term Debt                                                                    913                       1,405

Deferred Taxes                                                                    545                         487

Shareholders' Equity
 Preferred stock, no par value, none issued                                        --                          --
 Common stock, 7,716 and 7,533 shares issued
   and outstanding in 1995 and 1994, respectively                              34,072                      33,849

 Unrealized losses on marketable securities
   (net of taxes)                                                                 (87)                       (666)

 Retained earnings                                                              1,634                       1,689
                                                                          -----------                  ----------

   Total Shareholders' Equity                                                  35,619                      34,872
                                                                          -----------                  ----------

                                                                          $    43,107                  $   41,981
                                                                          ===========                  ==========



See Notes to Consolidated Financial Statements

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)


                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                           1995             1994               1995            1994
                                                           ----             ----               ----            ----
                                                                     (In thousands, except per share amounts)
REVENUES                                               $    8,331       $   10,259         $   16,454       $   20,356
Cost of Revenue                                             2,550            2,431              4,887            4,784
                                                       ----------       ----------         ----------       ----------

 Gross Profit                                               5,781            7,828             11,567           15,572

Expenses:
 Selling, general and administrative                        5,244            5,365             10,326           10,955
 Research and development                                     838              838              1,653            1,647
 Non-recurring charge                                          --               --                 --              991
                                                       ----------       ----------         ----------       ----------

Income (Loss) From Operations                                (301)           1,625               (412)           1,979


Other Income (Expenses):
 Loss on sales of marketable securities                        --               (9)                --               (9)
 Interest income                                              207              158                401              329
 Interest expense                                             (43)              --                (72)              (3)
                                                       ----------       ----------         ----------       ----------


Income (Loss) Before Income Taxes                            (137)           1,774                (83)           2,296


 Provision (benefit) for income taxes                         (49)             604                (29)             781
                                                       ----------       ----------         ----------       ----------


NET INCOME (LOSS)                                      $      (88)      $    1,170         $      (54)      $    1,515
                                                       ==========       ==========         ==========       ==========



NET INCOME (LOSS) PER SHARE                            $     (.01)      $      .16         $     (.01)      $      .21
                                                       ==========       ==========         ==========       ==========


Weighted Average Shares Outstanding
 for the Period                                             7,703            7,242              7,696            7,266




See Notes to Consolidated Financial Statements

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)


                                                                           Six Months Ended June 30,
                                                                           1995                  1994
                                                                       -----------            ----------
                                                                                 (In thousands)
OPERATING ACTIVITIES                                                 $         (54)         $       1,515
 Net income (loss)
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation and amortization                                             715                    615
     Provision for losses on accounts receivable                             1,009                  1,621
     Loss on sales of marketable securities                                                             9
     Tax benefit from stock option and warrant exercises                         8                    499
     Deferred income taxes                                                     528                   (560)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                              786                 (3,892)
       (Increase) in inventory                                              (1,658)                  (757)
       (Increase) in other assets                                              (37)                  (338)
       Increase (decrease) in accounts payable                                (689)                   170
       Increase in accrued expenses                                          1,502                  1,019
                                                                     -------------          -------------

 Net Cash Provided (Used) By Operating Activities                            2,110                    (99)

INVESTING ACTIVITIES
 Proceeds from sale of marketable securities                                    --                  3,034
 Purchase of furniture and equipment                                        (1,498)                (1,357)
 Purchase of intangibles                                                       (42)                  (535)
                                                                     -------------          -------------

 Net Cash Provided (Used) By Investing Activities                           (1,540)                 1,142

FINANCING ACTIVITIES
 Principal payments on bank notes and notes payable                           (550)                  (131)
 Proceeds from sale on common stock                                            215                  1,649
                                                                     -------------          -------------

 Net Cash Provided (Used) By Financing Activities                             (335)                 1,518
                                                                     -------------          -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          235                  2,561

Cash and cash equivalents at beginning of period                             2,130                  1,037
                                                                     -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $       2,365          $       3,598
                                                                     =============          =============





See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AMERICAN MEDICAL ELECTRONICS, INC. AND SUBSIDIARIES


For the Quarter Ended June 30, 1995


1.       BASIS OF PRESENTATION


         The consolidated financial statements consist of the accounts of American Medical Electronics, Inc. and its wholly-owned subsidiaries (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.       EARNINGS PER SHARE

         Earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the period.

3.       MARKETABLE SECURITIES

         The Company classifies its marketable securities as available-for-sale and, as of June 30, 1995, has approximately $9.1 million, $4.5 million, and $1.0 million invested in U.S. treasury notes, debt securities of U.S. corporations and obligations of U.S. government agencies, respectively. Unrealized losses on marketable securities, net of taxes, were approximately $87,000 and $666,000 in 1995 and 1994, respectively.

4.       INVENTORY

         Inventory consisted of the following (in thousands):

                                                                      June 30,                     December 31,
                                                                        1995                           1994
                                                                      --------                     ------------
         Raw materials                                             $         924                      $  1,163
         Work-in-process                                                     760                           988
         Finished goods                                                    2,689                           748
         Field inventory                                                   5,090                         3,644
                                                                   -------------                      --------
                                                                           9,463                         6,543
              Less reserve for refurbishment,
   obsolescence and lost field units                                      (3,197)                       (1,935)
                                                                   -------------                      --------
                                                                   $       6,266                      $  4,608
                                                                   =============                      ========

5.       NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consisted of the following (in thousands):

                                                                          June 30,                   December 31,
                                                                            1995                        1994
                                                                           -------                    ---------
         Long-term obligations, net of unamortized
          discount of $487 and $595 in 1995 and
          1994, respectively                                              $   1,463                   $  1,955

         Less current maturities                                               (550)                      (550)
                                                                          ---------                   --------
                                                                          $     913                   $  1,405
                                                                          =========                   ========



         No interest was paid in the six months ended June 30, 1995. Interest paid in the six months ended June 30, 1994 was approximately $3,000.


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

          The acquisition was accounted for using the purchase accounting method and generated a one-time charge to earnings for the purchased research and development of approximately $6.4 million in the fourth quarter of 1994. Payment of the future consideration that is contingent on the attainment of certain milestones would result in the Company recording goodwill.

          On May 8, 1995 the Company announced it had signed a definitive agreement whereby Orthofix International N.V. (Orthofix) would acquire all the outstanding stock of the Company for $10 per share, to be paid in a combination of cash and Orthofix stock. In addition, the Company's shareholders will receive the right to a pro-rata portion of contingent payments of up to $18 million, if certain revenues or earnings targets are met prior to December 31, 1997.
          This acquisition is subject to approval by the shareholders of both companies and other customary closing conditions. The boards of directors of both companies have approved the definitive agreement. Under the terms of the agreement, approximately 43% of the total consideration will be paid in Orthofix shares and the remainder will be paid in cash. The Company's shareholders will be able to choose to receive either cash or stock, subject to pro-ration in certain circumstances. The Company also signed a one- year distribution agreement with Orthofix to distribute Orthofix products in the United States and Canada beginning June 1, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

    Results of Operations

    REVENUES: Revenues for the three and six months ended June 30, 1995 decreased 19% compared to the same periods in 1994 due primarily to decreases of 21% and 22%, respectively, in unit rentals of the Company's pulsed electromagnetic field (PEMF) stimulation devices that were partially offset by increases of 4% in average realized prices. The Company believes revenues from rental of its PEMF devices were, and continue to be, impacted by more rigorous cost containment efforts by third-party payers, a decline in the growth rate of spine fusion procedures due to those efforts, caution related to the regulatory and legal environment surrounding certain aspects of spinal surgery and turnover in the Company's direct sales force during the fourth quarter of 1994.

    Revenues from the Company's discontinued fixation product line were approximately $186,000 and $469,000 for the three-month periods ended June 30, 1995 and 1994, respectively, and $553,000 and $1,010,000 for the six-month periods ended June 30, 1995 and 1994, respectively. The Company is seeking divestiture of this product line and expects revenues to continue to decrease.

    The Company began distributing Orthofix external fixation devices in June 1995 pursuant to a distribution agreement. See Note 7 of Notes to Consolidated Financial Statements.


    COST OF REVENUES: Cost of revenues, as a percentage of revenues, increased to 31% for the three-month period ended June 30, 1995 compared to 24% for the same period in 1994. Cost of revenues increased to 30% for the six months ended June 30, 1995 from 24% for the same period in 1994. These costs increased principally due to higher per unit refurbishment costs, lower production volumes, accelerated technological obsolescence expense and increased royalty expense related to sales of Ogden Anchor systems.

    As a result of the Orthofix distribution agreement described above, the Company's gross profit, as a percentage of revenues, is expected to decrease due to the lower gross margin of the Orthofix products compared to the Company's existing product lines.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased 2% and 6% for the three-month and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994 due primarily to a reduction in costs directly related to revenues, such as allowance for doubtful accounts, commissions and promotional expenses.

    RESEARCH AND DEVELOPMENT: Research and development expenses for the three and six-month periods ended June 30, 1995 were essentially unchanged compared to the same periods in 1994. The Company expects to continue research and development at a level that will require expenditures of approximately 10% to 12% of revenues for the balance of 1995.

    INCOME TAXES: The income tax benefit, as a percentage of loss before income taxes, increased to approximately 36% for the three-months ended June 30, 1995 compared to a 34% tax provision, as a percentage of income before income taxes, for the same period in 1994. For the six months ended June 30, 1995, a 35% tax benefit was recorded versus a 34% tax provision, as a percentage of income before taxes, for the same period of 1994.

    Liquidity and Capital Resources

    The Company's cash and marketable securities position at June 30, 1995, was approximately $17.0 million.

    For the remainder of 1995, the Company's primary source of funds is expected to be cash from operations. Cash from operations and the Company's cash and marketable securities are expected to meet anticipated cash needs for the Company's existing operations, including further research and development with respect to Osteogenics Inc.'s technology and commitments related to the distribution of Orthofix products. See Note 7 of Notes to Consolidated Financial Statements.

    As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company has signed a definitive agreement to be acquired by Orthofix International N.V. subject to approval by the shareholders of both companies and other customary closing conditions.


    PART II-OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

           During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated May 12, 1995 reporting an Other Event pursuant to Item 5 of Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE   August 14, 1995                             American Medical Electronics, Inc.
    ----------------------------                   ----------------------------------
                                                   (Registrant)




                                                   /s/ Wesley E. Johnson, Jr
                                                   -------------------------
                                                   Wesley E. Johnson, Jr.
                                                   Vice President/Finance and Chief
                                                        Financial Officer
                                                   (Duly Authorized Officer)




                                                   /s/ Wesley E. Johnson, Jr.
                                                   --------------------------
                                                   Wesley E. Johnson, Jr.
                                                   Vice President/Finance and Chief
                                                        Financial Officer
                                                   (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
